Form 10-Q
period 2004-03-26
FW PREFERRED CAPITAL TRUST I
filed 2004-05-14
CIK 1061413

Click Here for Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2004

OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 333-52369-02

FW PREFERRED CAPITAL TRUST I
(Exact name of registrant as specified in its charter)

Delaware	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

C/O Foster Wheeler Inc.
Perryville Corporate Park, Clinton, NJ	08809-4000
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (908) 730-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Not Applicable

FW PREFERRED CAPITAL TRUST I

Back to Index

PART I   FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

FW PREFERRED CAPITAL TRUST I
BALANCE SHEET
(in thousands of dollars)
(Unaudited)

	March 26, 2004	December 26, 2003

ASSETS
Non-Current Assets:
Investment in subordinated deferrable interest debentures of Foster Wheeler LLC, net of valuation allowance of $138,600 and $154,000 as of March 26, 2004 and December 26, 2003, respectively	$36,400	$21,000
Accrued interest on subordinated deferrable interest debentures, net of valuation allowance of $42,813 and $38,021 as of March 26, 2004 and December 26, 2003, respectively	—	—

TOTAL ASSETS	$36,400	$21,000

LIABILITIES AND PREFERRED SECURITIES HOLDERS’ DEFICIT
Long-term liabilities:
Deferred accrued mandatorily redeemable preferred security distributions	$42,813	$38,021
Mandatorily redeemable preferred securities	175,000	175,000

TOTAL LIABILITIES	217,813	213,021

Preferred securities holders’ deficit	(181,413)	(192,021)

TOTAL LIABILITIES AND PREFERRED SECURITIES HOLDERS’ DEFICIT	$36,400	$21,000

See notes to financial statements.

Back to Index

FW PREFERRED CAPITAL TRUST I
STATEMENT OF OPERATIONS AND CHANGES IN PREFERRED SECURITIES HOLDERS’ DEFICIT
(in thousands of dollars)
(Unaudited)

	Three Months Ended

	March 26, 2004	March 28, 2003

Other income:
Decrease in valuation allowance on investment in subordinated deferrable interest debentures and related interest income receivable	$15,400	$7,350
Interest income on subordinated deferrable interest debentures	—	—

Total other income	15,400	7,350
Expense:
Preferred security distributions expense	4,792	4,372

Net earnings	10,608	2,978
Preferred securities holders’ deficit at beginning of period	(192,021)	(185,441)

Preferred securities holders’ deficit at end of period	$(181,413)	$(182,463)

See notes to financial statements.

Back to Index

FW PREFERRED CAPITAL TRUST I
STATEMENT OF CASH FLOWS
(in thousands of dollars)
(Unaudited)

Three Months Ended

	March 26, 2004	March 28, 2003

Cash flows from operating activities	$—	$—
Cash flows from investing activities	—	—
Cash flows from financing activities	—	—

Change in cash and cash equivalents	—	—
Cash and cash equivalent at beginning of period	—	—

Cash and cash equivalent at end of period	$—	$—

See notes to financial statements.

Back to Index

FW PREFERRED CAPITAL TRUST I
NOTES TO FINANCIAL STATEMENTS
(in thousands of dollars)
(Unaudited)

1.	Nature of Operations and Relationship to Foster Wheeler Ltd. and Foster Wheeler LLC

FW Preferred Capital Trust I (the “Capital Trust”) is a statutory business trust created under Delaware law pursuant to a declaration of trust, dated as of May 8, 1998, as amended and restated on January 13, 1999, executed by Foster Wheeler Corporation and a certificate of trust filed with the Delaware Secretary of State on May 8, 1998.  In 2001, Foster Wheeler Corporation underwent reorganization and was merged into Foster Wheeler LLC. The Capital Trust is a 100% owned finance subsidiary of Foster Wheeler LLC, who is a 100% indirectly-owned subsidiary of Foster Wheeler Ltd. The Capital Trust was established for the purpose of issuing and selling preferred securities and then using the proceeds from the sale of the preferred securities to acquire junior subordinated debentures of Foster Wheeler Corporation, the predecessor in interest to Foster Wheeler LLC.

On January 13, 1999, the Capital Trust consummated a $175,000 public offering of 7,000,000 preferred trust securities (the “Trust Securities”). The Trust Securities accrue cumulative distributions at an annual rate of 9%. The distributions are payable quarterly in arrears on April 15, July 15, October 15 and January 15 of each year.  The maturity date of the Trust Securities is January 15, 2029; however, the Capital Trust can redeem the Trust Securities on or after January 15, 2004.  Foster Wheeler Ltd. and Foster Wheeler LLC fully and unconditionally guarantee the Trust Securities.

The Capital Trust invested the proceeds from the sale of the Trust Securities in an equal principal amount of 9.0% junior subordinated deferrable interest debentures of Foster Wheeler Corporation due January 15, 2029 (the “Debentures”). The Capital Trust distributes the quarterly cash payments it receives from Foster Wheeler LLC as interest on the Debentures to the Trust Securities security holders. Foster Wheeler LLC may defer interest on the Debentures for up to 20 consecutive quarterly periods.  If this occurs, the Capital Trust will also defer distribution payments on the Trust Securities. In accordance with this provision, the Capital Trust deferred all quarterly distributions beginning with the distribution due on January 15, 2002.

The Capital Trust has no assets other than the Debentures.  These Debentures have essentially the same terms as the Trust Securities.  Therefore, the Capital Trust can only make payments on the Trust Securities if Foster Wheeler LLC first makes payments on the Debentures.  Foster Wheeler LLC can only make payments on the Debentures if its subsidiaries provide the funds for such payments.

The Capital Trust will redeem all of the outstanding Trust Securities when the Debentures are paid at maturity on January 15, 2029.  In addition, if Foster Wheeler LLC redeems any of the Debentures before their maturity, the Capital Trust will use the cash it receives on the redemption of Debentures to redeem, on a pro rata basis, the Trust Securities having a total liquidation amount equal to the total principal amount of the Debentures redeemed.  Foster Wheeler LLC can redeem the Debentures before their maturity at 100% of their principal amount plus accrued and unpaid interest to the date of redemption anytime after January 15, 2004.

Prior to December 27, 2003, the Capital Trust was consolidated in the financial statements of Foster Wheeler Ltd. and the Trust Securities were presented as mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated deferrable interest debentures in its balance sheet.  The accumulated undistributed quarterly distributions were presented on the balance sheet of Foster Wheeler Ltd. as deferred accrued mandatorily redeemable preferred security distributions of subsidiary trust.  The distributions expense on the Trust Securities was presented as mandatorily

Back to Index

redeemable preferred security distributions of subsidiary trust on the statement of operations and comprehensive loss of Foster Wheeler Ltd.

Effective December 27, 2003, Foster Wheeler Ltd. adopted Financial Accounting Standards Board (“FASB”) Financial Interpretation (“FIN”) 46, “Consolidation of Variable Interest Entities,” for variable interest entities formed prior to February 1, 2003.  In accordance with the provisions of FIN 46, Foster Wheeler Ltd. determined that (i) the Capital Trust is a variable interest entity and (ii) Foster Wheeler Ltd. is not the primary beneficiary.  Accordingly, Foster Wheeler Ltd. de-consolidated the Capital Trust as of December 27, 2003. Foster Wheeler Ltd.’s balance sheet now reflects its obligations to the Capital Trust as subordinated deferrable interest debentures and deferred accrued interest on subordinated deferrable interest debentures. The interest expense on the Debentures is presented on the statement of operations and comprehensive loss of Foster Wheeler Ltd. as interest expense on subordinated deferrable interest debentures.

2.	Liquidity and Going Concern

The accompanying financial statements of the Capital Trust are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Capital Trust’s ability to continue as a going concern is dependent on Foster Wheeler Ltd.’s ability to continue as a going concern as the Capital Trust’s only asset is the Debentures.  Foster Wheeler Ltd. may not, however, be able to continue as a going concern. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, Foster Wheeler Ltd.’s ability to return to profitability, to continue to generate cash flows from operations, asset sales and collections of receivables to fund its obligations including those resulting from the subordinated deferrable interest debentures, asbestos related liabilities, as well as maintaining credit facilities and bonding capacity adequate to conduct its business.  Foster Wheeler Ltd. has incurred losses for the three months ended March 26, 2004 and in each of the years in the three-year period ended December 26, 2003 and has a shareholders’ deficit of $880,700 as of March 26, 2004. Foster Wheeler Ltd. has substantial debt obligations including its Senior Credit Facility and during 2002, it was unable to comply with certain debt covenants under the previous revolving credit agreement. As described in more detail below, Foster Wheeler Ltd. received waivers of covenant violations and ultimately negotiated new credit facilities in August 2002. In November 2002, the new Senior Credit Facility was amended to provide covenant relief of up to $180,000 of gross pretax charges recorded in the third quarter of 2002 and also to provide that up to an additional $63,000 in pretax charges related to specific contingencies could be excluded from the covenant calculation through December 2003, if incurred. In March 2003, the Senior Credit Facility was again amended to provide further covenant relief by modifying certain definitions of financial measures utilized in the calculation of the financial covenants and the minimum earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) and senior debt ratio. The credit facilities were also amended in July 2003 to provide waivers of the applicable sections of the Senior Credit Facility to permit the exchange offers described elsewhere in this report, other internal restructuring transactions as well as transfers, cancellations and setoffs of certain intercompany obligations.  There is no assurance that Foster Wheeler Ltd. will be able to comply with the terms of the Senior Credit Facility, as amended, and other debt agreements during 2004.  Foster Wheeler Ltd.’s current forecast indicates that it will be in compliance with its financial covenants throughout 2004.  However, there can be no assurance that the actual financial results will match the forecasts or that Foster Wheeler Ltd. will not violate the covenants.

Foster Wheeler Ltd.’s U.S. operations, which include the corporate functions, are cash flow negative and are expected to continue to generate negative cash flow due to a number of factors including costs related to Foster Wheeler Ltd.’s indebtedness, obligations to fund U.S. pension plans, and other expenses related to corporate overhead.

Foster Wheeler Ltd.’s management closely monitors liquidity and updates its U.S. liquidity forecasts weekly. These forecasts include, among other analyses, cash flow forecasts, which include cash

Back to Index

on hand, cash flows from operations, cash repatriations and loans from non-U.S. subsidiaries, asset sales, collections of receivables and claims recoveries, and working capital needs and unused credit line availability.  Foster Wheeler Ltd.’s current cash flow forecasts indicate that sufficient cash will be available to fund Foster Wheeler Ltd.’s U.S. and foreign working capital needs throughout 2004.  However, there can be no assurance that sufficient cash will be available in 2004.

As of March 26, 2004, Foster Wheeler Ltd. had aggregate indebtedness of approximately $1,000,000.  The corporate debt must be funded primarily with distributions from Foster Wheeler Ltd.’s foreign subsidiaries, including the subordinated deferrable interest debentures.  As of March 26, 2004, Foster Wheeler Ltd. had cash and cash equivalents, short-term investments, and restricted cash totaling $453,800 compared to $430,200 as of December 26, 2003.  Of the $453,800 total at March 26, 2004, approximately $355,800 was held by Foster Wheeler Ltd.’s foreign subsidiaries. Foster Wheeler Ltd. is sometimes required to cash collateralize bonding or certain bank facilities. The amount of Foster Wheeler Ltd.’s restricted cash at March 26, 2004 was $73,000, of which $61,200 related to the non-U.S. operations.

Foster Wheeler Ltd. requires cash distributions from its non-U.S. subsidiaries in the normal course of its operations to meet its U.S. operations’ minimum working capital needs. Foster Wheeler Ltd.’s current 2004 forecast assumes cash repatriation from its non-U.S. subsidiaries from royalties, management fees, intercompany loans, debt service on intercompany loans, and dividends of approximately $61,000.  In 2003, Foster Wheeler Ltd. repatriated approximately $100,000 from its non-U.S. subsidiaries.

There can be no assurance that the forecasted foreign cash repatriation will occur as there are significant legal and contractual restrictions on Foster Wheeler Ltd.’s ability to repatriate funds from its non-U.S. subsidiaries. These subsidiaries need to keep certain amounts available for working capital purposes, to pay known liabilities, and for other general corporate purposes. Such amounts exceed, and are not directly comparable to, the foreign component of restricted cash previously noted.  In addition, certain of Foster Wheeler Ltd.’s non-U.S. subsidiaries are parties to loan and other agreements with covenants, and are subject to statutory minimum capitalization requirements in their jurisdictions of organization that restrict the amount of funds that such subsidiaries may distribute. Distributions in excess of these specified amounts would violate the terms of the agreements or applicable law which could result in civil or criminal penalties. The repatriation of funds may also subject those funds to taxation. As a result of these factors, Foster Wheeler Ltd. may not be able to repatriate and utilize funds held by its non-U.S. subsidiaries or future earnings of those subsidiaries in sufficient amounts to fund its U.S. working capital requirements, to repay debt, or to satisfy other obligations of its U.S. operations, which could limit both Foster Wheeler Ltd.’s and the Capital Trust’s ability to continue as a going concern.

Commercial operations under a domestic contract retained by Foster Wheeler Ltd. in the Foster Wheeler Environmental Corporation (“Environmental”) asset sale commenced in January 2004.  The plant processes low-level nuclear waste for the U.S. Department of Energy (“DOE”). Foster Wheeler Ltd. funded the plant’s construction costs and operates the facility.  The majority of Foster Wheeler Ltd.’s invested capital is expected to be recovered during the early stages of processing the waste materials. This project’s performance exceeded expectations during the first quarter of 2004 and successfully processed sufficient materials to fully recover the forecasted 2004 capital recovery amount.  The original forecast expected to recover the capital over the first three quarters of 2004. At March 26, 2004 the project generated a year to date net cash flow of approximately $32,400. The net cash flow forecast for 2004 from this project remains in excess of $40,000.

On February 26, 2004, the California Public Utilities Commission approved certain changes to Pacific Gas & Electric’s rates.  As relevant to the Foster Wheeler Ltd.’s subsidiary’s Martinez Project, the E-20T rate has been decreased by approximately 15% retroactive to January 1, 2004, having a negative

Back to Index

effect on the subsidiary’s 2004 cash flow and earnings.  This rate change has been reflected in Foster Wheeler Ltd.’s liquidity forecast.

As part of its debt restructuring plan described below, Foster Wheeler Ltd. and certain of its subsidiaries filed an amended registration statement with the Securities and Exchange Commission (“SEC”) on April 12, 2004 and on May 4, 2004, relating to an exchange offer for all of the existing $175,000 Trust Securities, $210,000 Convertible Subordinated Notes (“Convertible Notes”), $113,700 Subordinated Robbins Exit Funding Obligations (“Robbins Bonds”), and $200,000 2005 Senior Notes (the “Senior Notes”) due 2005.

On February 5, 2004, Foster Wheeler Ltd. announced, in support of its restructuring activities, a number of institutional investors have committed to provide $120,000 of new financing in a private transaction to Foster Wheeler Ltd. to replace the current term loan and the revolving credit facility portions of its Senior Credit Facility.  This commitment is contingent upon the completion of the proposed exchange offer.  Additionally, Foster Wheeler Ltd. has discontinued its previously announced plans to divest one of its European operating units.

The total amount of debt and Trust Securities subject to the proposed exchange offer that is part of Foster Wheeler Ltd.’s planned restructuring is approximately $700,000.  Interest expense incurred on this debt in 2003 totaled approximately $55,000.  Foster Wheeler Ltd. expects to offer a mix of equity as well as debt with longer maturities in exchange for these securities.  Foster Wheeler Ltd. anticipates that both total debt and related interest expense would be significantly reduced upon completion of the debt exchange offer; however, Foster Wheeler Ltd. may not complete the exchange offer on acceptable terms, or at all.

Failure by Foster Wheeler Ltd. to achieve its cash flow forecast or to complete the components of the restructuring plan on acceptable terms would have a material adverse effect on Foster Wheeler Ltd.’s and the Capital Trust’s financial condition.  These matters raise substantial doubt about both Foster Wheeler Ltd.’s and the Capital Trust’s ability to continue as a going concern.

In August 2002, Foster Wheeler Ltd. finalized a Senior Credit Facility with its lender group. This facility included a $71,000 term loan, a $69,000 revolving credit facility, and a $149,900 letter of credit facility, which expires on April 30, 2005. The Senior Credit Facility is secured by the assets of Foster Wheeler Ltd.’s domestic subsidiaries, the stock of the domestic subsidiaries of Foster Wheeler Ltd., and, in connection with Amendment No. 3 discussed below, 100% of the stock of the first-tier foreign subsidiaries of Foster Wheeler Ltd.  The Senior Credit Facility has no required repayments prior to maturity on April 30, 2005.  The agreement requires prepayments from proceeds of assets sales, the issuance of debt or equity, and from excess cash flow. Foster Wheeler Ltd. retained the first $77,000 of such amounts and also retains a 50% share of the balance. With Foster Wheeler Ltd.’s sale of the Environmental net assets on March 7, 2003, and an interest in a corporate office building on March 31, 2003, the $77,000 threshold was exceeded. Accordingly, principal prepayments of $1,250 and $11,800 were made on the term loan in the first quarter of 2004 and during the full year of 2003, respectively.

The financial covenants in the Senior Credit Facility include a senior leverage ratio and a minimum EBITDA defined in the agreement, as amended.  Compliance with these covenants is measured quarterly.  The EBITDA covenant compares the actual average rolling four quarter EBITDA, as adjusted in the Senior Credit Facility, to minimum EBITDA targets.  The senior leverage covenant compares actual average rolling EBITDA, as adjusted in the Senior Credit Facility, to total senior debt.  The resultant multiple of debt to EBITDA must be less than maximum amounts specified in the Senior Credit Facility.  Management’s current forecast indicates that Foster Wheeler Ltd. will be in compliance with these covenants throughout 2004.

Back to Index

Amendment No. 1 to the Senior Credit Facility, obtained on November 8, 2002, provides covenant relief of up to $180,000 of gross pretax charges recorded by Foster Wheeler Ltd. in the third quarter of 2002. The amendment further provides that up to an additional $63,000 in pretax charges related to specific contingencies may be excluded from the covenant calculation through December 31, 2003, if incurred. As of December 26, 2003, $31,000 of the contingency risks was favorably resolved, and additional project reserves were established for $32,000 leaving a contingency balance of $0.

Amendment No. 2 to the Senior Credit Facility, entered into on March 24, 2003, modifies (i) certain definitions of financial measures utilized in the calculation of the financial covenants and (ii) the Minimum EBITDA, and Senior Debt Ratio, as specified in section 6.01 of the Credit Agreement. In connection with this amendment of the Credit Agreement, Foster Wheeler Ltd. made a prepayment of principal in the aggregate amount of $10,000 in March 2003.

Amendment No. 3 to the Senior Credit Facility, entered into on July 14, 2003, modified certain affirmative and negative covenants to permit the exchange offer described elsewhere in this report, other internal restructuring transactions as well as transfers, cancellations and setoffs of certain intercompany obligations. The terms of the amendment called for Foster Wheeler Ltd. to pay a fee equal to 5% of the lenders’ credit exposure since it had not made a required prepayment of principal under the Senior Credit Facility of $100,000 on or before March 31, 2004. Foster Wheeler Ltd. paid the required fee of $13,600 on March 31, 2004. The annual interest rate on borrowings under the Senior Credit Facility has increased and will continue to increase an additional 0.5% each quarter until Foster Wheeler Ltd. repays $100,000 of indebtedness under the Senior Credit Facility. The fee was included in Foster Wheeler Ltd.’s liquidity forecast for 2004.

Holders of Foster Wheeler Ltd.’s Senior Notes due November 15, 2005 have a security interest in the stock and debt of certain of Foster Wheeler LLC’s subsidiaries and on facilities owned by Foster Wheeler LLC or its subsidiaries that exceed 1% of consolidated net tangible assets, in each case to the extent such stock, debt and facilities secure obligations under the revolving portion of the Senior Credit Facility.  As permitted by the Indenture, the Term Loan and the obligations under the letter of credit facility (collectively approximating $155,200 as of March 26, 2004) have priority to the Senior Notes in these assets while the security interest of the Senior Notes ranks equally and ratably with $69,000 of revolving credit borrowings under the Senior Credit Facility.

Foster Wheeler Ltd. finalized a sale/leaseback arrangement in the third quarter of 2002 for an office building at its corporate headquarters.  This capital lease arrangement leases the facility to Foster Wheeler Ltd. for an initial non-cancelable period of 20 years.  Foster Wheeler Ltd. entered into a binding agreement in the first quarter 2004 to sell a second corporate office building.  The sale closed in the second quarter 2004 and generated net cash proceeds of $16,400.  Of this amount, 50% has been repaid to the Senior Credit Facilities’ lenders in the second quarter 2004.

In the third quarter of 2002, Foster Wheeler Ltd. entered into a receivables financing facility that matures on August 15, 2005 and is secured by a portion of certain of Foster Wheeler Ltd.’s domestic trade receivables.  Under this agreement, Foster Wheeler Ltd. has the ability to borrow up to a maximum of $40,000 using eligible trade accounts receivable as collateral.  The facility is subject to covenant compliance.  The financial covenants commenced at the end of the first quarter of 2003 and include a senior leverage ratio and a minimum EBITDA level.  Noncompliance with the financial covenants allows the lender to terminate the arrangement and accelerate any amounts then outstanding.  No borrowings were outstanding under this facility as of March 26, 2004 or December 26, 2003.

On January 26, 2004, certain Foster Wheeler Ltd. subsidiaries in the U.K. entered into a two-year revolving credit facility with Saberasu Japan Investments II B.V. in the Netherlands.  The facility provides for up to $45,000 of additional revolving loans available to provide working capital which may

Back to Index

be required by these subsidiaries as they seek to grow the business by pursuing a larger volume of lump sum EPC contracts.  The facility is secured by substantially all of the assets of these subsidiaries.  The facility is subject to covenant compliance.  Such covenants include a minimum EBITDA level and a loan to EBITDA ratio.  As of March 26, 2004, the facility remained undrawn.

The Senior Credit Facility, the sale/leaseback arrangement, and the receivables financing arrangement have quarterly debt covenant requirements. Management’s forecast indicates that Foster Wheeler Ltd. will be in compliance with the debt covenants throughout 2004. However, there can be no assurance that the actual financial results will match the forecasts or that Foster Wheeler Ltd. will not violate the covenants. If Foster Wheeler Ltd. violates a covenant under the Senior Credit Facility, the sale/leaseback arrangement, or receivables financing arrangement, repayment of amounts borrowed under such agreements could be accelerated. Acceleration of these facilities would result in a default under the following agreements:  the Senior Notes, the Convertible Notes, the Subordinated Deferrable Interest Debentures, the Subordinated Robbins Facility Exit Funding Obligations, and certain of the special-purpose project debt facilities, which would allow such debt to be accelerated as well.  The total amount of Foster Wheeler Ltd. debt that could be accelerated, including the amount outstanding under the Senior Credit Facility, is $915,000 as of March 26, 2004.  Foster Wheeler Ltd. would not be able to repay amounts borrowed if the payment dates were accelerated.  The debt covenants and the potential payment acceleration requirements raise substantial doubts about Foster Wheeler Ltd.’s and the Capital Trust’s ability to continue as a going concern.  The financial statements of the Capital Trust do not include any adjustments that might result from the outcome of this uncertainty.

On November 14, 2003, Foster Wheeler Ltd. was de-listed from the New York Stock Exchange (“NYSE”) because it ceased to meet NYSE continued listing criteria.  Foster Wheeler Ltd.’s common stock and the Trust Securities are quoted and traded on the Over-the-Counter Bulletin Board (“OTCBB”).

Under Bermuda law, the consent of the Bermuda Monetary Authority (“BMA”) is required prior to the transfer by non-residents of Bermuda of a Bermuda company’s shares.  Since becoming a Bermuda company, Foster Wheeler Ltd. has relied on an exemption from this rule provided to NYSE-listed companies.  Due to Foster Wheeler Ltd. being de-listed, this exemption is no longer available.  To address this issue, Foster Wheeler Ltd. obtained the consent of the BMA to transfers between non-residents for so long as its shares continue to be quoted in the Pink Sheets or on the OTCBB.  Foster Wheeler Ltd. believes that this consent will continue to be available.

3.	Summary of Significant Accounting Policies

The Capital Trust’s balance sheet as of March 26, 2004 and December 26, 2003 and the related statements of operations and cash flows for the three-month periods ended March 26, 2004 and March 28, 2003, are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments only consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Changes in estimates are reflected in the periods in which they become known. Significant estimates are used when accounting for the collectibility of the Debentures and related interest income from Foster Wheeler LLC.

Valuation Allowance — The Capital Trust uses the market price of the Trust Securities as a proxy for the fair value of the Debentures.  The Capital Trust established a valuation allowance for the

Back to Index

difference between the principal amount of the Debentures (included accrued unpaid interest receivable) and the fair value of the Debentures.

Income Taxes — The Capital Trust is not taxable as a corporation for United States federal income tax purposes.  However, the holders of the Trust Securities are required to include in their gross income for United States federal income tax purposes the pro rata portion of interest paid or accrued on the mandatorily redeemable preferred securities, whether or not cash is actually distributed to the holders.

4.	Investment in Subordinated Deferrable Interest Debentures of Foster Wheeler LLC

The Capital Trust has established a valuation allowance on the Debentures and related interest income receivable from Foster Wheeler LLC.  The valuation allowance was based on the financial condition of Foster Wheeler LLC and Foster Wheeler Ltd. and Foster Wheeler LLC’s decision to exercise its right to defer payments on the Debentures since January 15, 2002.  The valuation allowance was determined using the market price of the Trust Securities, which is deemed a proxy for the fair value of the Debentures.

5.	Mandatorily Redeemable Preferred Securities

The Capital Trust has deferred the distributions on the Trust Securities in conjunction with Foster Wheeler LLC’s decision to defer interest payments on the Debentures since January 15, 2002.  During this deferral period, distributions on Trust Securities will continue to accrue at an annual rate of 9%, compounded quarterly.  The deferred distributions accrue interest at an annual rate of 9%, compounded quarterly, as well.

6.	Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate values:

Investments — The fair value of the Capital Trust’s investment in subordinated deferrable interest debentures is estimated based upon the market price of the Trust Securities.

Long-term Debt — The fair value of the Capital Trust’s long-term debt (including deferred accrued mandatorily redeemable preferred security distributions) is estimated based on the quoted market prices.

Carrying Amounts and Fair Values — The estimated fair values of the Capital Trust’s financial instruments are as follows:

	March 26, 2004		December 26, 2003

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Investments	$36,400	$36,400	$21,000	$21,000
Long-term debt	(217,813)	(36,400)	(213,021)	(21,000)

Back to Index

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in thousands of dollars)

The following is Management’s Discussion and Analysis of certain significant factors that have affected the financial condition and results of operations of FW Preferred Capital Trust I (the “Capital Trust”) for the periods indicated below.  This Management’s Discussion and Analysis and other sections of this Report on Form 10-Q contain forward-looking statements that are based on management’s assumptions, expectations and projections about the Capital Trust.  Such forward-looking statements by their nature involve a degree of risk and uncertainty.

This discussion and analysis should be read in conjunction with the financial statements included on this Quarterly Report on Form 10-Q.

Overview

The Capital Trust is a wholly owned finance subsidiary of Foster Wheeler LLC.  The financial condition and results of operations of the Capital Trust are dependent on the financial condition and results of operations of Foster Wheeler Ltd. and Foster Wheeler LLC since the Capital Trust’s only assets are the 9.0% junior subordinated deferrable interest debentures of Foster Wheeler LLC (the “Debentures”).  The Capital Trust’s only source of income and cash is the interest income on the Debentures.  These Debentures have essentially the same terms as the $175,000 of preferred trust securities (the “Trust Securities”).  Therefore, the Capital Trust can only make payments on the Trust Securities if Foster Wheeler LLC first makes payments on the Debentures.

Since January 15, 2002, Foster Wheeler LLC has exercised its right to defer payments on the Debentures.  Foster Wheeler Ltd.’s Senior Credit Facility, as amended, requires that the payment of the dividends on the Trust Securities continue to be deferred; accordingly, no dividends were paid during the first quarter 2004.

Results of Operations

Three months ended March 26, 2004 compared to the three months ended March 28, 2003

	Three Months Ended

	March 26, 2004	March 28, 2003	$ Change	% Change

Change in valuation allowance	$15,400	$7,350	$8,050	109.5%

The valuation allowance on the investment in subordinated deferrable interest debentures and related interest income receivable was established based on the financial condition of Foster Wheeler LLC and Foster Wheeler Ltd. and Foster Wheeler LLC’s decision to exercise its right to defer payments on the subordinated deferrable interest debentures since January 15, 2002. The decrease in the valuation allowance for the three months ended March 26, 2004, resulted from an increase in the market price of the Trust Securities, which is deemed a proxy for the fair value of the subordinated deferrable interest debentures.  The market price per security of the Trust Securities was $5.20 as of March 26, 2004, $3.00 as of December 26, 2003 and $2.40 as of March 28, 2003.

Back to Index

	Three Months Ended

	March 26, 2004	March 28, 2003	$ Change	% Change

Preferred security distributions expense	$4,792	$4,372	$420	9.6%

The preferred security distributions expense represents the accrual for cash distributions due on the Trust Securities.

Distributions accrue at an annual rate of 9% on the $175,000 liquidation amount of the Trust Securities, compounded quarterly.  Additionally, deferred distributions accrue interest at an annual rate of 9%, compounded quarterly, as well.  Accordingly, the increase in preferred security distributions expense for the three months ended March 26, 2004, resulted from the accrual on the undistributed preferred security distributions.  As noted previously, the Capital Trust has deferred the distributions on the Trust Securities in conjunction with Foster Wheeler LLC’s decision to defer interest payments on the Debentures since January 15, 2002.

Financial Condition

The investment in subordinated deferrable interest debentures of Foster Wheeler LLC increased by $15,400 for the three months ended March 26, 2004, as a result of a decrease in the valuation allowance.  The change in the required valuation allowance resulted from an increase in the market price of the Trust Securities, which is deemed a proxy for the fair value of the subordinated deferrable interest debentures.

The increase in the deferred accrued mandatorily redeemable preferred security distributions from 2003 to 2004 results from the deferral of distributions on the Trust Securities in conjunction with Foster Wheeler LLC’s decision to defer interest payments on the Debentures since January 15, 2002.  During this deferral period, distributions on Trust Securities will continue to accrue at an annual rate of 9%, compounded quarterly.  Additionally, deferred distributions accrue interest at an annual rate of 9%, compounded quarterly, as well.

The preferred securities holders’ deficit for the three months ended March 26, 2004 decreased by $10,600, due to solely to the net earnings for the period.

Liquidity and Capital Resources

The accompanying financial statements of the Capital Trust are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Capital Trust’s ability to continue as a going concern is dependent on Foster Wheeler Ltd.’s ability to continue as a going concern as the Capital Trust’s only asset is the Debentures.  Foster Wheeler Ltd. may not, however, be able to continue as a going concern. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, Foster Wheeler Ltd.’s ability to return to profitability, to continue to generate cash flows from operations, asset sales and collections of receivables to fund its obligations including those resulting from the subordinated deferrable interest debentures, asbestos related liabilities, as well as maintaining credit facilities and bonding capacity adequate to conduct its business.  Foster Wheeler Ltd. has incurred losses for the three months ended March 26, 2004 and in each of the years in the three-year period ended December 26, 2003 and has a shareholders’ deficit of $880,700 as of March 26, 2004. Foster Wheeler Ltd. has substantial debt obligations including its Senior Credit Facility and during 2002, it was unable to comply with certain debt covenants under the previous revolving credit agreement. As described in more detail below, Foster Wheeler Ltd. received waivers of covenant violations and ultimately negotiated new credit facilities in August 2002. In November 2002, the new Senior Credit Facility was amended to provide covenant relief of up to $180,000 of gross pretax charges recorded in the third quarter of 2002 and also to provide that up

Back to Index

to an additional $63,000 in pretax charges related to specific contingencies could be excluded from the covenant calculation through December 2003, if incurred. In March 2003, the Senior Credit Facility was again amended to provide further covenant relief by modifying certain definitions of financial measures utilized in the calculation of the financial covenants and the minimum earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) and senior debt ratio. The credit facilities were also amended in July 2003 to provide waivers of the applicable sections of the Senior Credit Facility to permit the exchange offers described elsewhere in this report, other internal restructuring transactions as well as transfers, cancellations and setoffs of certain intercompany obligations.  There is no assurance that Foster Wheeler Ltd. will be able to comply with the terms of the Senior Credit Facility, as amended, and other debt agreements during 2004.  Foster Wheeler Ltd.’s current forecast indicates that Foster Wheeler Ltd. will be in compliance with its financial covenants throughout 2004.  However, there can be no assurance that the actual financial results will match the forecasts or that Foster Wheeler Ltd. will not violate the covenants.

Foster Wheeler Ltd.’s U.S. operations, which include the corporate functions, are cash flow negative and are expected to continue to generate negative cash flow due to a number of factors including costs related to Foster Wheeler Ltd.’s indebtedness, obligations to fund U.S. pension plans, and other expenses related to corporate overhead.

Foster Wheeler Ltd.’s management closely monitors liquidity and updates its U.S. liquidity forecasts weekly. These forecasts include, among other analyses, cash flow forecasts, which include cash on hand, cash flows from operations, cash repatriations and loans from non-U.S. subsidiaries, asset sales, collections of receivables and claims recoveries, and working capital needs and unused credit line availability.  Foster Wheeler Ltd.’s current cash flow forecasts indicate that sufficient cash will be available to fund Foster Wheeler Ltd.’s U.S. and foreign working capital needs throughout 2004.  However, there can be no assurance that sufficient cash will be available in 2004.

As of March 26, 2004, Foster Wheeler Ltd. had aggregate indebtedness of approximately $1,000,000.  The corporate debt must be funded primarily with distributions from Foster Wheeler Ltd.’s foreign subsidiaries, including the subordinated deferrable interest debentures.  As of March 26, 2004, Foster Wheeler Ltd. had cash and cash equivalents on hand, short-term investments, and restricted cash totaling $453,800 compared to $430,200 as of December 26, 2003.  Of the $453,800 total at March 26, 2004, approximately $355,800 was held by foreign subsidiaries. Foster Wheeler Ltd. is sometimes required to cash collateralize bonding or certain bank facilities and such amounts are included in restricted cash. The amount of Foster Wheeler Ltd.’s restricted cash at March 26, 2004 was $73,000, of which $61,200 relates to the non-U.S. operations.

Foster Wheeler Ltd. also requires cash distributions from its non-U.S. subsidiaries in the normal course of its operations to meet its U.S. operations’ minimum working capital needs. Foster Wheeler Ltd.’s current 2004 forecast assumes total cash repatriation from its non-U.S. subsidiaries from royalties, management fees, intercompany loans, debt service on intercompany loans, and dividends of approximately $61,000.  In 2003, Foster Wheeler Ltd. repatriated approximately $100,000 from its non-U.S. subsidiaries.

There can be no assurance that the forecasted foreign cash repatriation will occur as there are significant legal and contractual restrictions on Foster Wheeler Ltd.’s ability to repatriate funds from its non-U.S. subsidiaries. These subsidiaries need to keep certain amounts available for working capital purposes, to pay known liabilities, and for other general corporate purposes. Such amounts exceed, and are not directly comparable to, the foreign component of restricted cash previously noted.  In addition, certain of Foster Wheeler Ltd.’s non-U.S. subsidiaries are parties to loan and other agreements with covenants, and are subject to statutory minimum capitalization requirements in their jurisdictions of organization that restrict the amount of funds that such subsidiaries may distribute. Distributions in excess of these specified amounts would violate the terms of the agreements or applicable law which could result

Back to Index

in civil or criminal penalties. The repatriation of funds may also subject those funds to taxation. As a result of these factors, Foster Wheeler Ltd. may not be able to repatriate and utilize funds held by its non-U.S. subsidiaries or future earnings of those subsidiaries in sufficient amounts to fund its U.S. working capital requirements, to repay debt, or to satisfy other obligations of its U.S. operations, which could limit Foster Wheeler Ltd.’s and Capital Trust’s ability to continue as a going concern.

Commercial operations under a domestic contract retained by Foster Wheeler Ltd. commenced in January 2004.  The plant processes low-level nuclear waste for the U.S. Department of Energy (“DOE”). Foster Wheeler Ltd. funded the plant’s construction costs and operates the facility.  The majority of Foster Wheeler Ltd.’s invested capital is recovered during the early stages of processing the waste materials. This project’s performance exceeded expectations during the first quarter and successfully processed sufficient materials to fully recover the 2004 capital recovery amount. The original forecast expected to recover the capital over the first three quarters of 2004. At March 26, 2004 the project generated a year to date net cash flow of approximately $32,400. Net cash flow forecast for 2004 from this project remains in excess of $40,000.

On February 26, 2004, the California Public Utilities Commission approved certain changes to Pacific Gas & Electric’s rates.  As relevant to Foster Wheeler Ltd.’s subsidiary’s Martinez Project, the E-20T rate has been decreased by approximately 15% retroactive to January 1, 2004, having a negative effect on the subsidiary’s 2004 cash flow and earnings.  This rate change has been reflected in Foster Wheeler Ltd.’s liquidity forecast.

There can be no assurance that cash amounts realized and/or timing of the cash flows will match the Foster Wheeler Ltd.’s forecast.

As part of its debt restructuring plan described below, Foster Wheeler Ltd. and certain of its subsidiaries filed an amended registration statement with the Securities and Exchange Commission (“SEC”) on April 12, 2004 and on May 4, 2004, relating to an exchange offer for all of the existing $175,000 Trust Securities, $210,000 Convertible Notes, $113,700 Robbins Bonds, and $200,000 Senior Notes.

On February 5, 2004, Foster Wheeler Ltd. announced, in support of its restructuring activities, a number of institutional investors have committed to provide $120,000 of new financing in a private transaction to Foster Wheeler Ltd. to replace the current term loan and the revolving credit facility portions of its Senior Credit Facility.  This commitment is contingent upon the completion of the proposed exchange offer.  Additionally, Foster Wheeler Ltd. has discontinued its previously announced plans to divest one of its European operating units.

The total amount of debt and preferred trust securities subject to the proposed exchange offer that is part of Foster Wheeler Ltd.’s planned restructuring is approximately $700,000.  Interest expense incurred on this debt in 2003 totaled approximately $55,000.  Foster Wheeler Ltd. expects to offer a mix of equity as well as debt with longer maturities in exchange for these securities.  Foster Wheeler Ltd. anticipates that both total debt and related interest expense would be significantly reduced upon completion of the debt exchange offer; however, Foster Wheeler Ltd. may not complete the exchange offer on acceptable terms, or at all.

Failure by Foster Wheeler Ltd. to achieve its cash flow forecast or to complete the components of the restructuring plan on acceptable terms would have a material adverse effect on Foster Wheeler Ltd.’s and the Capital Trust’s financial condition. These matters raise substantial doubt about Foster Wheeler Ltd.’s and the Capital Trust’s ability to continue as a going concern.

In August 2002, Foster Wheeler Ltd. finalized a Senior Credit Facility with its lender group. This facility included a $71,000 term loan, a $69,000 revolving credit facility, and a $149,900 letter of credit

Back to Index

facility which expires on April 30, 2005. The Senior Credit Facility is secured by the assets of the domestic subsidiaries, the stock of the domestic subsidiaries, and, in connection with Amendment No. 3 discussed below, 100% of the stock of the first-tier foreign subsidiaries.  The Senior Credit Facility has no required repayments prior to maturity on April 30, 2005.  The agreement requires prepayments from proceeds of assets sales, the issuance of debt or equity, and from excess cash flow.  Foster Wheeler Ltd. retained the first $77,000 of such amounts and also retains a 50% share of the balance.  With the Foster Wheeler Ltd.’s sale of its environmental business on March 7, 2003, and an interest in a corporate office building on March 31, 2003, the $77,000 threshold was exceeded. Accordingly, principal prepayments of $1,250 and $11,800 were made on the term loan in the first quarter of 2004 and during the full year of 2003, respectively.

The financial covenants in the Senior Credit Facility include a senior leverage ratio and a minimum EBITDA as defined in the agreement, as amended.  Compliance with these covenants is measured quarterly.  The EBITDA covenant compares the actual average rolling four quarter EBITDA, as adjusted in the Senior Credit Facility, to minimum EBITDA targets.  The senior leverage covenant compares actual average rolling EBITDA, as adjusted in the Senior Credit Facility, to total senior debt.  The resultant multiple of debt to EBITDA must be less than maximum amounts specified in the Senior Credit Facility.  Management’s current forecast indicates that Foster Wheeler Ltd. will be in compliance with these covenants throughout 2004.  However, there can be no assurance that the actual results will match to forecasts or that Foster Wheeler Ltd. will not violate the covenants.

Amendment No. 1 to the Senior Credit Facility, obtained on November 8, 2002, provides covenant relief of up to $180,000 of gross pretax charges recorded by Foster Wheeler Ltd. in the third quarter of 2002. The amendment further provides that up to an additional $63,000 in pretax charges related to specific contingencies may be excluded from the covenant calculation through December 31, 2003, if incurred. By the fourth quarter 2003, $31,000 of the contingency risks were favorably resolved, and additional project reserves were established for $32,000 leaving a contingency balance of $0.

Amendment No. 2 to the Senior Credit Facility, entered into on March 24, 2003, modifies (i) certain definitions of financial measures utilized in the calculation of the financial covenants and (ii) the Minimum EBITDA, and Senior Debt Ratio, as specified in section 6.01 of the Credit Agreement. In connection with this amendment of the Credit Agreement, Foster Wheeler Ltd. made a prepayment of principal in the aggregate amount of $10,000 in March 2003.

Amendment No. 3 to the Senior Credit Facility, entered into on July 14, 2003, modified certain affirmative and negative covenants to permit the exchange offer described elsewhere in this report, other internal restructuring transactions as well as transfers, cancellations and setoffs of certain intercompany obligations. The terms of the amendment called for Foster Wheeler Ltd. to pay a fee equal to 5% of the lenders’ credit exposure since it had not made a required prepayment of principal under the Senior Credit Facility of $100,000 on or before March 31, 2004. Foster Wheeler Ltd. paid the required fee of $13,600 on March 31, 2004. The annual interest rate on borrowings under the Senior Credit Facility has increased and will continue to increase an additional 0.5% each quarter until the Company repays $100,000 of indebtedness under the Senior Credit Facility. The fee was included in Foster Wheeler Ltd.’s liquidity forecast for 2004.

Holders of Foster Wheeler Ltd.’s Senior Notes due November 15, 2005 have a security interest in the stock and debt of certain of Foster Wheeler LLC’s subsidiaries and on facilities owned by Foster Wheeler LLC or its subsidiaries that exceed 1% of consolidated net tangible assets, in each case to the extent such stock, debt and facilities secure obligations under the revolving portion of the Senior Credit Facility.  The Term Loan and the obligations under the letter of credit facility (collectively approximating $155,200 as of March 26, 2004) have priority to the Senior Notes in these assets while the security

Back to Index

 interest of the Senior Notes ranks equally and ratably with $69,000 of revolving credit borrowings under the Senior Credit Facility.

Foster Wheeler Ltd. finalized a sale/leaseback arrangement in the third quarter of 2002 for an office building at its corporate headquarters. This capital lease arrangement leases the facility to Foster Wheeler Ltd. for an initial non-cancelable period of 20 years.  Foster Wheeler Ltd. entered into a binding agreement in the first quarter 2004 to sell a second corporate office building. The sale closed in the second quarter 2004 and generated net cash proceeds of $16,400. Of this amount, 50% has been repaid to the Senior Credit Facilities’ lenders in the second quarter 2004.

In the third quarter of 2002, Foster Wheeler Ltd. also entered into a receivables financing arrangement of up to $40,000. The funding available to Foster Wheeler Ltd. is dependent on the amount and characteristics of the domestic receivables. The amount available to Foster Wheeler Ltd. fluctuates daily, but Foster Wheeler Ltd. estimates that approximately $10,000 will be available during 2004. This financing arrangement expires in August 2005 and is subject to covenant compliance.  The financial covenants commenced at the end of the first quarter of 2003 and include a senior leverage ratio and a minimum EBITDA level. Noncompliance with the financial covenants allows the lender to terminate the arrangement and accelerate any amounts then outstanding.  As of March 26, 2004 and December 26, 2003, the Company had $0 borrowings outstanding under this facility.

On January 26, 2004, Foster Wheeler Ltd.’s subsidiaries in the U.K. entered into a two-year revolving credit facility with Saberasu Japan Investments II B.V. in the Netherlands.  The facility provides for up to $45,000 of additional revolving loans available to provide working capital, which may be required by these subsidiaries as they seek to grow the business by pursuing a larger volume of lump sum EPC contracts.  The facility is secured by substantially all of the assets of these subsidiaries.  The facility is subject to covenant compliance.  Such covenants include a minimum EBITDA level and a loan to EBITDA ratio.  As of March 26, 2004, the facility remained undrawn.

As previously noted, since January 15, 2002, Foster Wheeler Ltd. has exercised its right to defer payments on the junior subordinated debentures. The Senior Credit Facility, as amended, requires that the payment of the dividends on the Trust Securities continue to be deferred; accordingly, no dividends were paid during the first quarter 2004.

The Senior Credit Facility, the sale/leaseback arrangement, and the receivables financing arrangement have quarterly debt covenant requirements. Management’s forecast indicates that Foster Wheeler Ltd. will be in compliance with the debt covenants throughout 2004.  However, there can be no assurance that the actual results will match the forecasts or that Foster Wheeler Ltd. will not violate the covenants. If Foster Wheeler Ltd. violates a covenant under the Senior Credit Facility, the sale/leaseback arrangement or the receivables financing arrangement, repayment of amounts borrowed under such agreements could be accelerated. Acceleration of these facilities would result in a default under the following agreements: the Senior Notes, the Convertible Notes, the Subordinated Deferrable Interest Debentures, the Subordinated Robbins Facility Exit Funding Obligations, and certain of the special-purpose project debt facilities, which would allow such debt to be accelerated as well.  The total amount of Foster Wheeler Ltd. debt that could be accelerated, including the amount outstanding under the Senior Credit Facility, is $915,000 as of March 26, 2004.

The debt covenants and the potential payment acceleration requirements raise substantial doubts about Foster Wheeler Ltd.’s and the Capital Trust’s ability to continue as a going concern.  The financial statements of the Capital Trust do not include any adjustments that might result from the outcome of this uncertainty.

Foster Wheeler Ltd.’s operations generated cash of approximately $29,600 during the first quarter 2004. The net cash generated in the first quarter 2004 was primarily due to recovery of working capital

Back to Index

from the DOE project previously noted. During the twelve months ended December 26, 2003, Foster Wheeler Ltd. used cash for operations of $62,100.  Management had previously forecasted that much of positive cash flow generated in 2002 would reverse in 2003 due to the timing flows for several major projects.

Foster Wheeler Ltd.’s working capital varies from period to period depending on the mix, stage of completion and commercial terms and conditions of Foster Wheeler Ltd.’s contracts. Working capital needs increased in prior years as a result of Foster Wheeler Ltd. satisfying requests from its customers for more favorable payment terms under contracts. Such requests generally include reduced advance payments and less favorable payment schedules to Foster Wheeler Ltd.  As previously noted, Management forecasts that there will be sufficient liquidity to meet Foster Wheeler Ltd.’s operating requirement throughout 2004.

On November 14, 2003, the New York Stock Exchange (“NYSE”) de-listed Foster Wheeler Ltd.’s common stock as well as the Trust Securities based on the inability to meet NYSE listing criteria. Foster Wheeler Ltd. common stock and the Trust Securities are quoted on the Over-the-Counter Bulletin Board (“OTCBB”).

Under Bermuda law, the consent of the Bermuda Monetary Authority (“BMA”) is required prior to the transfer by non-residents of Bermuda of a Bermuda company’s shares.  Since becoming a Bermuda company, Foster Wheeler Ltd. has relied on an exemption from this rule provided to NYSE-listed companies. Due to Foster Wheeler Ltd.’s de-listing, this exemption was no longer available.  To address this issue, Foster Wheeler Ltd. obtained the consent of the BMA to transfers between non-residents for so long as the Company’s shares continue to be quoted in the Pink Sheets or on the OTCBB.  Foster Wheeler Ltd. believes that this consent will continue to be available.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Capital Trust is not exposed to market risks due to changes in interest rates as both the subordinated deferrable interest debentures and the mandatorily redeemable preferred securities bear interest at a fixed rate of 9%.

The Capital Trust is not exposed to market risks due to changes in currency values as all activities are denominated in United States dollars.

ITEM 4.  CONTROLS AND PROCEDURES

Included as Exhibits 31.1 and 31.2 are the Certifications that are required under Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Report contains information concerning the controls evaluation referred to in the Section 302 Certifications and the information contained herein should be read in conjunction with the Certifications.

The Capital Trust’s internal controls are designed with the objective of ensuring that assets are safeguarded, transactions are authorized, and financial reports are prepared on a timely basis in accordance with generally accepted accounting principles in the United States. The Capital Trust’s disclosure controls and procedures are designed to comply with the regulations established by the SEC.

Internal controls, no matter how designed, have limitations. It is the Capital Trust’s intent that the internal controls be conceived to provide adequate, but not absolute, assurance that the objectives of the controls are met on a consistent basis. Management plans to continue its review of internal controls and disclosure procedures on an ongoing basis.

Based on an evaluation under the supervision and with the participation of Capital Trust’s management, Capital Trust’s principal executive officer and principal financial officer have concluded

Back to Index

that Capital Trust’s disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of March 26, 2004 to ensure that information required to be disclosed by the Capital Trust in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Safe Harbor Statement

Management’s Discussion and Analysis of Financial Condition and Results of Operations, other sections of this Report on Form 10-Q and other reports and oral statements made by representatives of the Capital Trust from time to time may contain forward-looking statements that are based on management’s assumptions, expectations and projections about the Capital Trust. These include statements regarding the Capital Trust’s expectation regarding revenues and its liquidity. Such forward-looking statements by their nature involve a degree of risk and uncertainty. The Capital Trust cautions that a variety of important factors could cause business conditions and results to differ materially from what is contained in forward-looking statements.

Factors and assumptions are involved in the formation of forward-looking statements and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. Most of these factors are difficult to predict accurately and are generally beyond the control of the Capital Trust.

The Capital Trust undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. The reader is advised, however, to consult any additional disclosures the Capital Trust makes in proxy statements, quarterly reports on Form 10-Q, annual reports on Form 10-K and current reports on Form 8-K filed with the Securities and Exchange Commission.

Back to Index

PART II.  OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

Not applicable.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit No.	Exhibits

31.1	Section 302 Certification of Raymond J. Milchovich

31.2	Section 302 Certification of Brian K. Ferraioli

32.1	Certification of Raymond J. Milchovich Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Brian K. Ferraioli Pursuant to 18 U.S. C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

None.

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FW PREFERRED CAPITAL TRUST I
(Registrant)

Date: May 14, 2004	/s/ RAYMOND J. MILCHOVICH
Raymond J. Milchovich
Manager, President and Chief Executive Officer of Foster Wheeler LLC, as Sponsor

Date: May 14, 2004	/s/ BRIAN K. FERRAIOLI
Brian K. Ferraioli
Vice President and Controller of Foster Wheeler LLC as Sponsor